Form 10-K
period 2002-09-30
OAKWOOD MORTGAGE INVESTORS INC OMI TRUST 2001-E
filed 2002-12-30
CIK 1163778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

   Commission file number 333-72621-09

Oakwood Mortgage Investors, Inc,
OMI TRUST 2001-E
(Exact name of registrant as specified in its charter)

North Carolina	02-0570684
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

c/o J P Morgan Chase & Co. Attention: Craig M Kantor 4 New York Plaza, 6th floor New York, NY	10004-2413
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 623-5356

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

OMI Trust 2001-E
Oakwood Mortgage Investors, Inc.
Manufactured Housing Contract Senior/Subordinated
Pass-Through Certificates, Series 2001-E

FORM 10-K

PART I

Item 1.     Business.

Not Applicable.

Item 2.     Properties.

Not Applicable.

Item 3.     Legal Proceedings.

Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

At the end of the Registrant’s fiscal year, there were a total of 45 holders of the Registrant’s Series 2001-E Manufactured Housing Contract Senior/Subordinated Pass-Through Certificates, Class A-1, Class A-2, Class A-3, Class A-4, Class A-I0, Class M-1, Class M-2, Class B-1, Class B-2 (collectively, the “Certificates”).

Item 6.     Selected Financial Data.

Not Applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Not Applicable.

Item 8.     Financial Statements and Supplementary Data.

Not Applicable.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11.    Executive Compensation.

Not Applicable.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Not Applicable.

Item 13.    Certain Relationships and Related Transactions.

Not Applicable.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibits

99.1	Annualized Remittance Report.

99.2
Annual Report of Registrant’s Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.’s Standard Terms to Pooling and Servicing Agreement (September 2001 Edition).

99.3	Servicer’s Annual Compliance Statement as Required by Section 3.13(a) of Oakwood Mortgage Investors, Inc.’s Standard Terms to Pooling and Servicing Agreement (September 2001 Edition)

99.4	Servicer’s Compliance Statement as Required by the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMI TRUST 2001-E, Registrant

By: OAKWOOD ACCEPTANCE CORPORATION, LLC as servicer

Dated: December 17, 2002	/s/ Derek M Surette
Derek M Surette Vice President/ Controller

INDEX OF EXHIBITS

Page of Sequentially Numbered Pages

99.1	Annualized Remittance Report.

99.2
Annual Report of Registrant’s Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.’s Standard Terms to Pooling and Servicing Agreement (September 2001 Edition).

99.3	Servicer’s Annual Compliance Statement as Required by Section 3.13(a) of Oakwood Mortgage Investors, Inc.’s Standard Terms to Pooling and Servicing Agreement (September 2001 Edition)

99.4	Servicer’s Compliance Statement as Required by the Sarbanes-Oxley Act.